Form 10QSB
period 2001-03-31
HINDS INC
filed 2002-08-23
CIK 1127162

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
------------------                                 ----------------------
March 31, 2001                                          000-31887


                                   HINDS, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                         83-0327511
---------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                    544 E. Yellowstone, Casper, WY 82601-2609
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                          Yes  X        No
                             -----        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   720,000 common shares as of March 30, 2001

                                  HINDS, INC.

                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                  (UNAUDITED)

                           Michael Johnson & Co., LLC
                             9175 Kenyon Ave., #100
                                Denver CO 80237
                              Phone: 303 796 0099
                               Fax: 303 796 0137






          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'



Board of Directors
Hinds, Inc.
Casper, WY

We have reviewed the accompanying balance sheet of Hinds, Inc. for March 31, 2001, and the related statement of statement of operations and cash flows for the three months ended March 31, 2001 and 2000, and May 25, 1999 (inception) through March 31, 2001, and included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are unaware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 20, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co, LLC
Michael Johnson & Co, LLC
Denver, CO
March 7, 2002


                                    HINDS, INC.
                           (A Development Stage Company)
                                   Balance Sheets

                                    (Unaudited)



                                                                       March 31,            December 31,
                                                                          2001                 2000
                                                                       ------------         ------------
ASSETS

   Current Assets:
      Cash                                                                    $246                 $504
                                                                       ------------         ------------

Total Current Assets                                                           246                  504
                                                                       ------------         ------------

TOTAL ASSETS                                                               $   246                 $504
                                                                       ============         ============

STOCKHOLDERS' EQUITY

   Stockholders' Equity
     Common stock, $.001 par value, 50,000,000 shares                      $   720               $  720
        authorized, 720,000 shares issued and outstanding
    Additional Paid-In Capital                                               1,380                1,380
    Deficit accumulated during the
      development stage                                                     (1,854)              (1,596)
                                                                       ------------         ------------

   TOTAL STOCKHOLDERS' EQUITY                                              $   246                $ 504
                                                                       ============         ============


   The accompanying notes are an integral part of these financial statements.


                                          HINDS, INC.
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)

                                                                                 May 25,
                                                                                  1999
                                                  Three-Months Ended          (Inception) to
                                                      March 31,                 March 31,
                                               2001             2000              2001
                                             ----------     --------------    --------------
Revenue:
                                                $    -           $      -          $      -
Total Income                                         -                  -                 -
                                             ----------     --------------    --------------
Costs and Expenses:
     Accounting Fees                                 -                  -             1,400
     Filing Fees                                   250                  -               486
     Bank Charges                                    8                 10                82
                                             ----------     --------------    --------------
Total Expenses                                     258                 10             1,854
                                             ----------     --------------    --------------
Net Loss                                         ($258)             $ (10)         $ (1,854)
                                             ==========     ==============    ==============

Per Share Information:

     Weighted average number
     of common shares outstanding              720,000            720,000

Net Loss per common share                         *                 *
                                             ==========     ==============


   The accompanying notes are an integral part of these financial statements.


                                          HINDS, INC.
                                 (A Development Stage Company)
                                 Stockholders' Equity (Deficit)
                                         March 31, 2001
                                          (Unaudited)



                                                                                       Deficit
                                           COMMON STOCKS             Additional       Accum. During      Total
                                                                      Paid-In        Development      Stockholders'
                                       # of Shares     Amount         Capital           Stage           Equity
                                     ------------    -----------     -----------    ---------------   ------------
Balance - May 25, 1999                         -            $ -             $ -                $ -        $     -

Issuance for Cash                        690,000            690           1,310                  -          2,000

Issuance for Cash                         30,000             30              70                  -            100

Net Loss for Period                            -              -               -             (1,510)        (1,510)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 1999              720,000            720           1,380             (1,510)           590
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -                (86)           (86)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 2000              720,000            720           1,380             (1,596)           504
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -               (258)          (258)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - March 31, 2001                 720,000          $ 720         $ 1,380           $ (1,854)      $    246
                                     ============    ===========     ===========    ===============   ============


   The accompanying notes are an integral part of these financial statements.



                                          HINDS, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                        Indirect Method

                                                                                                     May 25, 1999
                                                                       Three-Months Ended            (Inception) to
                                                                            March 31,                 March 31,
                                                                      2001             2000             2001
                                                                   -----------     -------------     ------------
Cash Flows from Operating Activities:

     Net Loss                                                           ($258)            $ (10)        $ (1,854)
                                                                   -----------     -------------     ------------
Net Cash Used in Operating Activities                                    (258)   -          (10)          (1,854)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                           -                 -            2,100
                                                                   -----------     -------------     ------------
Net Cash Provided by Finacing Activities                                    -                 -            2,100
                                                                   -----------     -------------     ------------
Net Increase in Cash & Cash Equivalents                                  (258)              (10)             246

Beginning Cash & Cash Equivalents                                         504               590                -
                                                                   -----------     -------------     ------------
Ending Cash & Cash Equivalents                                         $  246          $    580           $  246
                                                                   ===========     =============     ============
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $ -               $ -              $ -
                                                                   ===========     =============     ============
     Cash paid for Income Taxes                                           $ -               $ -              $ -
                                                                   ===========     =============     ============


   The accompanying notes are an integral part of these financial statements.

                                   HINDS, INC.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Hinds, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000, and May 25, 1999 (inception) through March 31, 2001, and cash flows for the three-months ended March 31, 2001 and 2000, and May 25, 1999 (inception) through March 31, 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001, and the reader is cautioned to review the Audited Financial Statements for the year ended December 31, 2000 and accompanying footnotes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2001 COMPARED TO SAME PERIOD ENDED MARCH 31, 2000

     The Company had no revenues from operations in the period in 2001 or 2000. The Company incurred expenses of $258 in 2001 compared to $10 in 2000. The Company had a loss of ($258) in the quarter in 2001 compared to ($10) in 2000 and a nominal loss per share in the quarter in 2001 and 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had no cash capital at the end of the period and no assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 22, 2002



                                              HINDS, INC.



                                              /s/ Philip Hinds
                                              -----------------------------
                                              Philip Hinds, President