Form 10QSB
period 2001-06-30
HINDS INC
filed 2002-08-23
CIK 1127162

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
------------------                                 ----------------------
June 30, 2001                                           000-31887


                                   HINDS, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                         83-0327511
---------------------------------                        -------------------
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

                    720,000 common shares as of June 30, 2001

                                  HINDS, INC.

                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (UNAUDITED)

                           Michael Johnson & Co., LLC
                             9175 Kenyon Ave., #100
                                Denver CO 80237
                              Phone: 303 796 0099
                               Fax: 303 796 0137






          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'



Board of Directors
Hinds, Inc.
Casper, WY

We have reviewed the accompanying balance sheet of Hinds, Inc. for June 30, 2001 and the related statement of statement of operations and cash flows for the three and six-months ended June 30, 2001 and 2000, and May 25, 1999 (inception) through June 30, 2001, and included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 20, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co, LLC
Michael Johnson & Co, LLC
Denver, CO
March 7, 2002


                                    HINDS, INC.
                           (A Development Stage Company)
                                   Balance Sheets

                                    (Unaudited)



                                                                        June 30,            December 31,
                                                                          2001                 2000
                                                                       ------------         ------------
ASSETS

   Current Assets:
      Cash                                                                    $172                 $504
                                                                       ------------         ------------

Total Current Assets                                                           172                  504
                                                                       ------------         ------------

TOTAL ASSETS                                                               $   172                 $504
                                                                       ============         ============

STOCKHOLDERS' EQUITY

   Stockholders' Equity
     Common stock, $.001 par value, 50,000,000 shares                      $   720               $  720
        authorized, 720,000 shares issued and outstanding
    Additional Paid-In Capital                                               1,380                1,380
    Deficit accumulated during the
      development stage                                                     (1,928)              (1,596)
                                                                       ------------         ------------

   TOTAL STOCKHOLDERS' EQUITY                                              $   172                $ 504
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


                                                  HINDS, INC.
                                         (A Development Stage Company)
                                            Statements of Operations
                                                  (Unaudited)

                                                                                                                 May 25,
                                                                                                                  1999
                                                  Three-Months Ended                 Six-Months Ended         (Inception) to
                                                       June 30,                          June 30,                June 30,
                                               2001             2000            2001             2000             2001
                                             ----------     --------------    ----------     --------------   --------------
Revenue:
                                                $    -           $      -        $    -           $      -         $      -
                                             ----------     --------------    ----------     --------------   --------------
Total Income                                         -                  -             -                  -                -

Costs and Expenses:
     Accounting Fees                                 -                  -             -                  -            1,400
     Filing Fees                                    50                  -           300                  -              486
     Bank Charges                                   24                  -            32                 10               42
                                             ----------     --------------    ----------     --------------   --------------
Total Expenses                                      74                  -           332                 10            1,928
                                             ----------     --------------    ----------     --------------   --------------
Net Loss                                          ($74)             $   -         ($332)             $ (10)        $ (1,928)
                                             ==========     ==============    ==========     ==============   ==============

Per Share Information:

     Weighted average number
     of common shares outstanding              720,000            720,000

Net Loss per common share                         *                 *
                                             ==========     ==============


   The accompanying notes are an integral part of these financial statements.


                                          HINDS, INC.
                                 (A Development Stage Company)
                                 Stockholders' Equity (Deficit)
                                         June 30, 2001
                                          (Unaudited)



                                                                                       Deficit
                                           COMMON STOCKS             Additional       Accum. During      Total
                                                                      Paid-In        Development      Stockholders'
                                       # of Shares     Amount         Capital           Stage           Equity
                                     ------------    -----------     -----------    ---------------   ------------
Balance - May 25, 1999                         -            $ -             $ -                $ -        $     -

Issuance for Cash                        690,000            690           1,310                  -          2,000

Issuance for Cash                         30,000             30              70                  -            100

Net Loss for Period                            -              -               -             (1,510)        (1,510)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 1999              720,000            720           1,380             (1,510)           590
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -                (86)           (86)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 2000              720,000            720           1,380             (1,596)           504
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -               (332)          (332)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - June 30, 2001                  720,000          $ 720         $ 1,380           $ (1,928)      $    172
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



                                          HINDS, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                        Indirect Method

                                                                                                     May 25, 1999
                                                                         Six-Months Ended            (Inception) to
                                                                             June 30,                 June 30,
                                                                      2001             2000             2001
                                                                   -----------     -------------     ------------
Cash Flows from Operating Activities:

     Net Loss                                                           ($332)            $ (10)        $ (1,928)
                                                                   -----------     -------------     ------------
Net Cash Used in Operating Activities                                    (332)   -          (10)          (1,928)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                           -                 -            2,100
                                                                   -----------     -------------     ------------
Net Cash Provided by Finacing Activities                                    -                 -            2,100
                                                                   -----------     -------------     ------------
Net Increase in Cash & Cash Equivalents                                  (332)              (10)             172

Beginning Cash & Cash Equivalents                                         504               590                -
                                                                   -----------     -------------     ------------
Ending Cash & Cash Equivalents                                         $  172          $    580           $  172
                                                                   ===========     =============     ============
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $ -               $ -              $ -
                                                                   ===========     =============     ============
     Cash paid for Income Taxes                                           $ -               $ -              $ -
                                                                   ===========     =============     ============


   The accompanying notes are an integral part of these financial statements.

                                   HINDS, INC.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Hinds, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000, and May 25, 1999 (inception) through June 30, 2001, and cash flows for the six-months ended June 30, 2001 and 2000, and May 25, 1999 (inception) through June 30, 2001. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2001 COMPARED TO SAME PERIOD ENDED JUNE 30, 2000

     The Company had no revenues from operations in the period in 2001 or 2000. The Company incurred expenses of $74 in the period in 2001 compared to no expenses in the period in 2000 and had a loss on operations of ($74) in the quarter in 2001 compared to none in the period in 2000.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SAME PERIOD ENDED JUNE 30, 2000.

     The Company had no revenues from operations in the period in 2001 or 2000. The Company incurred $332 in expenses in the period in 2001 compared to $10 in 2000. The loss on operations was ($332) in 2001 compared to ($10) in the six month period in 2000. Loss per share in the period in 2001 and 2000 was nominal.


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