Form 10KSB
period 2000-12-31
HINDS INC
filed 2002-10-17
CIK 1127162

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2000

                        Commission file number 000-31887

                                   HINDS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

        Wyoming                                         83-0327511
        -------                                         ----------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

                 544 E. Yellowstone, Casper, Wyoming 82601-2609
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

            Registrant's telephone number, including area code: None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $0

There were 50,000,000 shares of the Registrant's common stock outstanding as of December 31, 2000.

The aggregate market value of the 720,000 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2000.

                                TABLE OF CONTENTS

PART I

         Item 1. Description of Business
         Item 2. Description of Property
         Item 3. Legal Proceedings
         Item 4. Submission of Matters to a Vote of Security Holders

PART II

         Item 5. Market for Common Equity and Related Stockholder Matters
         Item 6. Management's Discussion and Analysis or Plan of Operation
         Item 7. Financial Statements
         Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management
         Item 12. Certain Relationships and Related Transactions
         Item 13. Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

         General

     The Company was incorporated under the laws of the State of Wyoming on May 25, 1999 and is in the early developmental and promotional stages. To date the Company's activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company was formed to seek business opportunities and is currently a "shell" with no business. The company has no commercial operations as of date hereof. The company has no full-time employees and owns no real estate.

         The Company is a "shell" company and its only current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

         At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company is filing Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," the Company may be more attractive to a private acquisition target because it may be listed to trade its shares on the OTCBB.

         It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that no funds that are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

         The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

         The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

         As a consequence of this registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates.

         If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the
Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

         Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

         It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and director, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

         The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Wyoming law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders. Investigation and Selection of Business Opportunities

         To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

         It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

         It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

         The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, antici-pated market expansion, or new products;

2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5. The extent to which the business opportunity can be advanced;

6. Competitive position as compared to other companies of similar size and exper -ience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

         In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total net tangible assets of at least $4,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

         No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

         The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

         Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

         As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

         It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - Regulation of Penny Stocks."

         Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

         There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Form of Acquisition

         It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

         It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

         It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

         The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

         As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

         It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

         In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that management may offer to sell a controlling interest at a price not relative to or reflective of any value of the shares sold by management, and at a price which could not be achieved by individual shareholders at the time.

Investment Company Act and Other Regulation

         The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

         Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

         The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

         Any securities which the Company might acquire in exchange for its Common Stock are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

         An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

         The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will possibly experience competition from other public "blank check" companies, some of which may have more funds available than does the Company.

No Rights of Dissenting Shareholders

         The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Wyoming Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. A transaction could be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Wyoming law.

No Target Candidates for Acquisition

         None of the Company's Officers, Directors, promoters, affiliates, or associates have had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

Administrative Offices

        The Company currently maintains a mailing address at 544 E. Yellowstone, Casper, WY 82601 which is the mailing address of its President. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

         The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered, if for. See "Executive Compensation" and under "Certain Relationships and Related Transactions."


Item 2.  PROPERTIES
         ----------

         Facilities

The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 544 E. Yellowstone, Casper, Wyoming 82601. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

         Real Property

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of December 31, 2000, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

        No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

        As of the date of this report, there has been no trading or quotation of the Company's common stock from inception to date.

         As of December 31, 2000, there were 15 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

         Financial Condition and Changes in Financial Condition

         Liquidity and Capital Resources

     At year end, the Company had $504 in cash and no other assets. The Company had no liabilities. The Company will be dependent upon its officers for loans or cash advances to pay any expenses incurred. No commitment has been made to make loans or advances.


Results of Operations for Year ended December 31, 2000 Compared to Year Ended
-----------------------------------------------------------------------------
December 31, 1999.
------------------

     The Company had no revenues or operations in the fiscal year in 2000 or 1999. The Company incurred expenses of $86 in 2000 and $1510 in 1999. The net loss was ($86) in 2000 and ($1510) in 1999. The net loss per share was nominal in 2000 and ($.01) in 1999.

     The trend of operating losses can be expected to continue for the indefinite future unless and until an operating business which is profitable is achieved, of which there can be no assurance.

     The Company's auditor has issued its Report which contains a "going concern" qualification.

Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

                  Please refer to pages F-1 through F-9.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure
         -------------------------------------------------------------------

         In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
         ----------------------------------------------------------------------
         Section 16(a)
         -------------

The directors and executive officers of the Company as of December 31, 2000, are as follows:


 Name                               Age              Position                                    Term
-------                             ----             --------                                   ------
Philip G. Hinds                     59               President and Director                      Annual
Percy S. Chopping                   68               Secretary/Treasurer and Director            Annual
Gordon K. Waddell                   71               Director                                    Annual


       Philip G. Hinds, age 59, is President and a Director of the Company. Mr. Hinds, a journeyman printer for 35 years, is President and a director of Hindsight, Inc., dba Oil City Printers, Casper, WY since 1988. Mr. Hinds has served as a Councilman for Evansville, WY for five years. He is an active member of the Elks, Eagles, and Lions clubs. Mr. Hinds was an officer and Director of Phillips 44, Inc. from 1990-2000.

        Percy S. Chopping, Jr., age 58, is Secretary/Treasurer and a Director of the Company. Mr. Chopping retired from the University of Wyoming in 1994 where he headed the Photography and Video Production Department of the Wyoming Family Practice Medical Center for sixteen years. Mr. Chopping currently operates his professional photography and video business. Mr. Chopping was the President and Director of Zee, Inc. from 1999-2000. He is Secretary/Treasurer and Director of Prairie, Inc. and a Director of Kearney.

        Gordon K. Waddell, age 71, is a director of the Company. Mr. Waddell was employed by Haliburton Services for thirty years. He retired in 1985. Mr. Waddell currently holds a real estate license in the State of Wyoming. Mr. Waddell is an officer and Director of Kenyon, Inc., and a Director of Brandy, Inc., and Prairie, Inc.

         No appointee for a director position has been subject of any civil regulatory proceeding or any criminal proceeding in the past five years.

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

         1. The following people did not file reports under Section 16(a) dur-ing the most recent fiscal year:

         a.       Philip G. Hinds           President and Director
         b.       Percy S. Chopping, Jr.    Secretary/Treasurer and Director
         c.       Gordon K. Waddell         Director

         2.   For each person, listed by subparagraph letter above:

Number of late                 Number of                 Known failures
reports                        transactions not          to file forms required
                               reported on a
                               timely basis
---------------                -----------------         ----------------------

a.       1                             none                      1

b.       1                             none                      1

c.       1                             none                      1


Item 10. Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2000. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                          Year Ended December 31, 2001

                                    Annual Compensation                         Awards
======================== ========= ========== ============= ======================= ====================== ======================
Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

Philip G. Hinds,         2000      0          0             0                       0                      0
President
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------


======================== ========= ========== ============= ======================= ====================== ======================
Percy S. Chopping, Jr.,  2000      0          0             0                       0                      0
Secretary
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------


======================== ========= ========== ============= ======================= ====================== ======================
Gordon K. Waddell
                         2000      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
======================== ========= ========== ============= ======================= ====================== ======================

         The Company has no employee incentive stock option plan.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

         Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                                     DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                     Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
--------------------------------- ----------------- -------------- --------------------- ------------- -----------------------------
A. Director                       0                 0              0                     0             0
Philip G. Hinds

B. Director                       0                 0              0                     0             0
Percy S. Chopping, Jr.

C. Director                       0                 0              0                     0             0
Gordon K. Waddell



Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of December 31, 2000, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

                                                      Number of                 Percentage of
                  Name                              Shares Owned                    Class
-------------------------------------------- --------------------------- ----------------------------
Philip Hinds, President & Director                            120,000                          16.4%
P.O. Box 472
Evansville, Wyoming 82636
-------------------------------------------- --------------------------- ----------------------------
Percy S. Chopping, Jr. Secretary/Treasurer                    120,000                          16.4%
& Director
P.O. Box 1308
Casper, WY  82602
-------------------------------------------- --------------------------- ----------------------------
Gordon K. Waddell, Director                                   120,000                          16.4%
1440 South Lowell
Casper, WY  82601
-------------------------------------------- --------------------------- ----------------------------
Officers and Directors as a group                             360,000                          49.2%


                                     PART IV

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Transactions with Management and Others

There were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions of the remainder of the fiscal year, in which the amount involved exceeds $60,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:

                           None.

                  2.       Exhibits:


                                     INDEX

Regulation
S-K Number      Exhibit                         Page Number
----------      -------                         -----------

3.1             Articles of Incorporation       Incorporated by reference
                                                from 10-SB filed
                                                November 2, 2000

3.2             Bylaws                          Incorporated by reference
                                                from 10-SB filed
                                                November 2, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HINDS, INC.
                                           (Registrant)

Date: October 10, 2002
                                           /s/ Philip G. Hinds
                                           ------------------------------------
                                           Philip G. Hinds, President & Director



                                           DIRECTORS:


                                           /s/ Percy S. Chopping
                                           ---------------------------------
                                           Percy S. Chopping


                                           /s/ Gordon K. Waddell
                                           ---------------------------------
                                           Gordon K. Waddell

                                   HINDS, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2000

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137





                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
HINDS, Inc.
Casper, WY


We have audited the accompanying balance sheet of HINDS, INC., (A Development Stage Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000, the period May 25, 1999 to December 31, 1999 and for the period May 25, 1999 (Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HINDS, INC., as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, for the period May 25, 1999 to December 31, 1999, and for the period May 25, 1999 (Inception) to December 31, 2000 in conformity with generally accepted accounting principles.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
February 20, 2001



                                    HINDS, INC.
                           (A Development Stage Company)
                                   Balance Sheets
                                    December 31,



                                                                          2000                 1999
                                                                       ------------         ------------
ASSETS

   Current Assets:
      Cash                                                                   $ 504                $ 590
                                                                       ------------         ------------

Total Current Assets                                                           504                  590
                                                                       ------------         ------------

TOTAL ASSETS                                                                 $ 504                $ 590
                                                                       ============         ============


STOCKHOLDERS' EQUITY

   Stockholders Equity
     Common stock, $.001 par value, 50,000,000 shares                          720                  720
        authorized, 720,000 shares issued and outstanding
    Additional Paid-In Capital                                               1,380                1,380
    Deficit accumulated during the
      development stage                                                     (1,596)              (1,510)
                                                                       ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                                   $ 504                $ 590
                                                                       ============         ============


   The accompanying notes are an integral part of these financial statements.


                                          HINDS, INC.
                                 (A Development Stage Company)
                                    Statement of Operations



                                                                          Period                May 25,
                                                      Year             May 25, 1999               1999
                                                     Ended                  to               (Inception) to
                                                     December 31,      December 31,           December 31,
                                                      2000                 1999                   2000
                                                  -------------      -----------------      -----------------
Revenue:
                                                           $ -                    $ -                    $ -
                                                  -------------      -----------------      -----------------
Total Income                                                 -                      -                      -

Costs and Expenses:
     Accounting Fees                                         -                  1,400                  1,400
     Filing Fees                                            86                    100                    186
     Bank Charges                                            -                     10                     10
                                                  -------------      -----------------      -----------------

Total Expenses                                              86                  1,510                  1,596
                                                  -------------      -----------------      -----------------

Net Loss                                                 $ (86)              $ (1,510)              $ (1,596)
                                                  =============      =================      =================

Per Share Information:

     Weighted average number
     of common shares outstanding                      720,000                297,500
                                                  -------------      -----------------

Net Loss per common share                                *                  $ (0.01)
                                                  =============      =================



   The accompanying notes are an integral part of these financial statements.



                                          HINDS, INC.
                                 (A Development Stage Company)
                                     Stockholders' Equity)



                                                                                       Deficit
                                           COMMON STOCKS             Additional       Accum. During      Total
                                                                      Paid-In        Development      Stockholders'
                                       # of Shares     Amount         Capital           Stage           Equity
                                     ------------    -----------     -----------    ---------------   ------------
Balance - May 25, 1999                         -            $ -             $ -                $ -            $ -

Issuance for Cash                        690,000            690           1,310                  -          2,000

Issuance for Cash                         30,000             30              70                  -            100

Net Loss for Period                            -              -               -             (1,510)        (1,510)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 1999              720,000            720           1,380             (1,510)           590
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -                (86)           (86)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 2000              720,000          $ 720         $ 1,380           $ (1,596)         $ 504
                                     ============    ===========     ===========    ===============   ============




  The accompanying notes are an integral part of these financial statements.]



                                          HINDS, INC.
                                 (A Development Stage Company)
                                     Statement of Cash Flow

                                        Indirect Method



                                                                                      Period
                                                                      Year           May 25, 1999    May 25, 1999
                                                                     Ended              to           (Inception) to
                                                                    December 31,     December 31,    December 31,
                                                                      2000             1999             2000
                                                                   -----------     -------------     ------------
Cash Flows from Operating Activities:

     Net Loss                                                           $ (86)       $ (1,510)          $ (1,596)
                                                                   -----------     -------------     ------------

Net Cash Used in Operating Activities                                     (86)         (1,510)            (1,596)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                           -           2,100              2,100
                                                                   -----------     -------------     ------------

Net Cash Provided by Finacing Activities                                    -           2,100              2,100
                                                                   -----------     -------------     ------------

Net Increase in Cash & Cash Equivalents                                   (86)            590                504

Beginning Cash & Cash Equivalents                                         590               -                  -
                                                                   -----------     -------------     ------------

Ending Cash & Cash Equivalents                                          $ 504           $ 590              $ 504
                                                                   ===========     =============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $ -             $ -                $ -
                                                                   ===========     =============     ============
     Cash paid for Income Taxes                                           $ -             $ -                $ -
                                                                   ===========     =============     ============




   The accompanying notes are an integral part of these financial statements.

                                   HINDS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:
------------

The Company was incorporated on May 25, 1999, in the state of Wyoming. The Company is in the development stages and was organized for the purpose of raising capital. The Company's fiscal year end is December 31.

Basis of Presentation - Development Stage Company:
-------------------------------------------------

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:
-------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:
----------------

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Net Loss Per Share:
------------------

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Other Comprehensive Income:
--------------------------

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

                                   HINDS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000



Note 2 - Federal Income Taxes:
         --------------------

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.

Deferred tax assets:
         Net operating loss carryforwards                     $ 1,596
         Valuation allowance                                   (1,596)
                                                              --------
         Net deferred tax assets                              $     0
                                                              ========

At December 31, 2000, the Company had net operating loss carryforwards of approximately $1,596 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2007.

Note 3 - Capital Stock Transactions:
         --------------------------

The authorized capital stock of the Company is 50,000,000 shares of common stock at $.001 par value. During the period ended December 31, 2000, the Company issued no shares of common stock.

Note 4 - Related Party Transactions
         --------------------------

The officers and directors of this company are also officers and directors of other companies.

Note 5 - Segment Information
         -------------------

Hinds, Inc. operates primarily in a single operating segment, the capital raising business.