Form 10KSB
period 2001-12-31
HINDS INC
filed 2002-10-17
CIK 1127162

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2001

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

There were 50,000,000 shares of the Registrant's common stock outstanding as of December 31, 2001.

The aggregate market value of the 720,000 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2001.

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

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of December 31, 2001, the Company was neither a party nor were any of its properties subject to any legal proceedings.

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

         As of December 31, 2001, there were 15 record holders of the Company's common Stock.

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


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

         Financial Condition and Changes in Financial Condition

         Liquidity and Capital Resources

     At year end, the Company had no cash capital and no other assets. The Company has liabilities of $2000. The Company will be dependent upon its officers for loans or cash advances to pay any expenses incurred. No commitment has been made to make loans or advances.


Results of Operations for Year ended December 31, 2001 Compared to Year Ended
-----------------------------------------------------------------------------
December 31, 2000.
------------------

     The Company had no revenues or operations in the fiscal year in 2001 or 2000. The Company incurred expenses of $2504 in 2001 and $86 in 2000. The net loss was ($2504) in 2001 and ($86) in 2000. The net loss per share was nominal in 2001 and 2000.

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
         -------------

The directors and executive officers of the Company as of December 31, 2000, are as follows:


 Name                               Age              Position                                    Term
-------                             ----             --------                                   ------
Philip G. Hinds                     60               President and Director                      Annual
Ronald A. Shogren                   76               Secretary/Treasurer and Director            Annual
Gordon K. Waddell                   72               Director                                    Annual


       Philip G. Hinds, age 60, is President and a Director of the Company. Mr. Hinds, a journeyman printer for 35 years, is President and a director of Hindsight, Inc., dba Oil City Printers, Casper, WY since 1988. Mr. Hinds has served as a Councilman for Evansville, WY for five years. He is an active member of the Elks, Eagles, and Lions clubs. Mr. Hinds was an officer and Director of Phillips 44, Inc. from 1990-2000.

        Ronald A. Shogren, age 76, is Secretary/Treasurer and a Director of the Company. Mr. Shogren attended Eastern Montana College. Mr. Shogren is the past Exalted Ruler of the Casper's Elk Lodge 1353. Mr. Shogren has been a licensed general contractor from 1976 to present. Mr. Shogren also has seventeen years experience as an insurance claims adjuster and presently owns and operates Cowboy State Claims Service. Mr. Shogren is President and Director of Shogi, Inc. and a Director of Butts, Inc. He is a Director of Garner Investments, Inc.

        Gordon K. Waddell, age 72, is a director of the Company. Mr. Waddell was employed by Haliburton Services for thirty years. He retired in 1985. Mr. Waddell currently holds a real estate license in the State of Wyoming. Mr. Waddell is an officer and Director of Kenyon, Inc., and a Director of Brandy, Inc., and Prairie, Inc.

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

         1. The following people did not file reports under Section 16(a) dur-ing the most recent fiscal year:

         a.       Philip G. Hinds           President and Director
         b.       Ronald A. Shogren         Secretary/Treasurer and Director
         c.       Gordon K. Waddell         Director

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


Item 10. Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2001. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


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
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

Philip G. Hinds,         2001      0          0             0                       0                      0
President
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------


======================== ========= ========== ============= ======================= ====================== ======================
Ronald A. Shogren        2001      0          0             0                       0                      0
Secretary
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------


======================== ========= ========== ============= ======================= ====================== ======================
Gordon K. Waddell        2001      0          0             0                       0                      0

                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       0                      0
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

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                                     DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                     Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
--------------------------------- ----------------- -------------- --------------------- ------------- -----------------------------
A. Director                       0                 0              0                     0             0
Philip G. Hinds

B. Director                       0                 0              0                     0             0
Ronald A. Shogren

C. Director                       0                 0              0                     0             0
Gordon K. Waddell



Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of December 31, 2000, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

                                                      Number of                 Percentage of
                  Name                              Shares Owned                    Class
-------------------------------------------- --------------------------- ----------------------------
Philip Hinds, President & Director                            120,000                          16.4%
P.O. Box 472
Evansville, Wyoming 82636
-------------------------------------------- --------------------------- ----------------------------
Ronald A. Shogren, Secretary/Treasurer                        120,000                          16.4%
& Director
P.O. Box 1308
Casper, WY  82602
-------------------------------------------- --------------------------- ----------------------------
Gordon K. Waddell, Director                                   120,000                          16.4%
1440 South Lowell
Casper, WY  82601
-------------------------------------------- --------------------------- ----------------------------
Officers and Directors as a group                             360,000                          49.2%


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

                                           HINDS, INC.
                                           (Registrant)

Date: October 10, 2002
                                           /s/ Philip G. Hinds
                                           ------------------------------------
                                           Philip G. Hinds, President & Director



                                           DIRECTORS:


                                           /s/ Ronald A. Shogren
                                           ---------------------------------
                                           Ronald A. Shogren


                                           /s/ Gordon K. Waddell
                                           ---------------------------------
                                           Gordon K. Waddell

                                   HINDS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                               For the Years Ended
                           December 31, 2001 and 2000

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137








                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Hinds, Inc.
Casper, WY


We have audited the accompanying balance sheet of Hinds, Inc., (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000, and for the period May 25, 1999 (Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hinds, Inc., as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001and 2000, and for the period May 25, 1999 (Inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development state, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The Company lost $2,504 from operations in the year ended December 31, 2001 and has sustained losses for the previous two years of operations. Management's plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
March 28, 2002



                                    HINDS, INC.
                           (A Development Stage Company)
                                   Balance Sheets
                                    December 31,



                                                                          2001                 2000
                                                                       ------------         ------------
ASSETS

   Current Assets:
      Cash                                                                     $ -                $ 504
                                                                       ------------         ------------

Total Current Assets                                                             -                  504
                                                                       ------------         ------------

TOTAL ASSETS                                                                   $ -                $ 504
                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts payable                                                    $ 2,000                  $ -
                                                                       ------------         ------------

    Total current liabilities                                                2,000                    -
                                                                       ------------         ------------

   Stockholders' Equity
     Common stock, $.001 par value, 50,000,000 shares                          720                  720
        authorized, 720,000 shares issued and outstanding
    Additional Paid-In Capital                                               1,380                1,380
    Deficit accumulated during the
      development stage                                                     (4,100)              (1,596)
                                                                       ------------         ------------

    Total stockholders' equity (deficit)                                    (2,000)                  504
                                                                       ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ -                 $ 504
                                                                       ============         ============



   The accompanying notes are an integral part of these financial statements.


                                    HINDS, INC.
                           (A Development Stage company)
                              Statements of Operations



                                                                                                 May 25,
                                                                                                  1999
                                                                  Year Ended                   (Inception) to
                                                                 December 31,                   December 31,
                                                           2001              2000                 2001
                                                       -------------      ------------       ----------------
Revenue:
                                                                $ -               $ -                  $   -
                                                       -------------      ------------       ----------------
Total Income                                                      -                 -                      -

Costs and Expenses:
     Accounting Fees                                          2,000                 -                  3,400
     Filing Fees                                                300                86                    486
     Office Expenses                                            132                 -                    132
     Bank Charges                                                72                 -                     82
                                                       -------------      ------------       ----------------
Total Expenses                                                2,504                86                  4,100
                                                       -------------      ------------       ----------------
Net Loss                                                    $(2,504)            $ (86)              $ (4,100)
                                                       =============      ============       ================

Per Share Information:

     Weighted average number
     of common shares outstanding                           720,000           720,000
                                                       -------------      ------------
Net Loss per common share                                     *                 *
                                                       =============      ============



   The accompanying notes are an integral part of these financial statements.


                                          HINDS, INC.
                                 (A Development Stage Company)
                                 Stockholders' Equity (Deficit)
                                       December 31, 2001



                                                                                       Deficit
                                           COMMON STOCKS            Additional     Accumulated During      Total
                                                                     Paid-In         Development        Stockholders'
                                       # of Shares     Amount        Capital            Stage              Equity
                                     ------------    -----------    -----------    ----------------      -----------
Balance - May 25, 1999                         -            $ -            $ -                 $ -              $ -

Issuance for Cash                        690,000            690          1,310                   -            2,000

Issuance for Cash                         30,000             30             70                   -              100

Net Loss for Period                            -              -              -              (1,510)          (1,510)
                                     ------------    -----------    -----------    ----------------      -----------
Balance - December 31, 1999              720,000            720          1,380              (1,510)             590
                                     ------------    -----------    -----------    ----------------      -----------
Net Loss for Year                              -              -              -                 (86)             (86)
                                     ------------    -----------    -----------    ----------------      -----------
Balance - December 31, 2000              720,000            720          1,380              (1,596)             504
                                     ------------    -----------    -----------    ----------------      -----------
Net Loss for Year                              -              -              -              (2,504)          (2,504)
                                     ------------    -----------    -----------    ----------------      -----------
Balance - December 31, 2001              720,000          $ 720        $ 1,380            $ (4,100)        $ (2,000)
                                     ============    ===========    ===========    ================      ===========



   The accompanying notes are an integral part of these financial statements.



                                      HINDS, INC.
                             (A Development Stage Company)
                                Statements of Cash Flows
                                      December 31,



                                                                                                      May 25, 1999
                                                                            Year Ended                (Inception) to
                                                                            December 31,               December 31,
                                                                       2001             2000              2001
                                                                    ------------     -----------      ---------------

Cash Flows from Operating Activities:

     Net Loss                                                          $ (2,504)          $ (86)        $ (4,100)
     Increase in accounts payable                                         2,000               -            2,000
                                                                    ------------     -----------      -----------
Net Cash Used in Operating Activities                                      (504)            (86)          (2,100)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                             -               -            2,100
                                                                    ------------     -----------      -----------
Net Cash Provided by Financing Activities                                     -               -            2,100
                                                                    ------------     -----------      -----------
Net Decrease in Cash & Cash Equivalents                                    (504)            (86)               -

Cash & Cash Equivalents - Beginning of Year                                 504             590                -
                                                                    ------------     -----------      -----------
Cash & Cash Equivalents - End of Year                                       $ -           $ 504             $  -
                                                                    ============     ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                 $ -             $ -              $ -
                                                                    ============     ===========      ===========
     Cash paid for Income Taxes                                             $ -             $ -              $ -
                                                                    ============     ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                   HINDS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001


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

Basis of Accounting:
-------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:
----------------

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Net Loss Per Share:
------------------

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Other Comprehensive Income:
--------------------------

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

                                   HINDS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001


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

Deferred tax assets:
         Net operating loss carryforwards                         $ 4,100
         Valuation allowance                                       (4,100)
                                                                  --------
         Net deferred tax assets                                  $     0
                                                                  ========

At December 31, 2001, the Company had net operating loss carryforwards of approximately $4,100 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Capital Stock Transactions:
         --------------------------

The authorized capital stock of the Company is 50,000,000 shares of common stock at $.001 par value. During the period ended December 31, 2001, the Company issued no shares of common stock.

Note 4 - Going Concern
         -------------

The Company's financial statements have been presented on the basis of a going concern.

The Company is in the development state and has not earned any revenue from operations. The Company's current liabilities exceed current assets by $2,000 and the Company recorded a loss of $2,504 in the current year. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. Management's plan is to obtain sufficient additional debt or equity financing to finance operations, capital improvements and other necessary activities or to acquire a profitable business.

Note 5 - Segment Information
         -------------------

Hinds, Inc. operates primarily in a single operating segment, the capital rais-ing business.