Form 10QSB
period 2002-03-31
HINDS INC
filed 2002-10-17
CIK 1127162

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
March 31, 2002                                          000-31887


                                   HINDS, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                         83-0327511
---------------------------------                        -------------------
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

                   720,000 common shares as of March 30, 2002

                                  HINDS, INC.

                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                  (UNAUDITED)

                           Michael Johnson & Co., LLC
                             9175 Kenyon Ave., #100
                                Denver CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137



          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
 Hinds, Inc.
Casper, WY

We have reviewed the accompanying balance sheet of Hinds, Inc. for March 31, 2002 and the related statement of operations and cash flows for the three months ended March 31, 2002 and 2001, and May 25, 1999 (inception) to March 31, 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 28, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co, LLC
Michael Johnson & Co, LLC
Denver, CO
May 2, 2002



                                  HINDS, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                  (Unaudited)



                                                                        March 31,           December 31,
                                                                          2002                 2001
                                                                       ------------         ------------

ASSETS

   Current Assets:
      Cash                                                                     $ -                  $ -
                                                                       ------------         ------------

Total Current Assets                                                             -                    -
                                                                       ------------         ------------

TOTAL ASSETS                                                               $     -               -  $ -
                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts Payable                                                     $ 2,000              $ 2,000
                                                                       ------------         ------------

   Total Current Liabilities                                                 2,000                2,000
                                                                       ------------         ------------

   Stockholders' Equity
     Common stock, $.001 par value, 50,000,000 shares                          720                  720
        authorized, 720,000 shares issued and outstanding
    Additional Paid-In Capital                                               1,380                1,380
    Deficit accumulated during the
      development stage                                                     (4,100)              (4,100)
                                                                       ------------         ------------

   Total Stockholders' Equity                                              (2,000)              (2,000)
                                                                       ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ -                  $ -
                                                                       ============         ============


                         See Accountant's Review Report



                                          HINDS, INC.
                                 (A Development Stage Company)
                                    Statement of Operations
                                          (Unaudited)

                                                                                   May 25,
                                                                                    1999
                                                  Three-Months Ended           (Inception) to
                                                       March 31,                  June 30,
                                               2002             2001                2002
                                             --------         --------             ------

Revenue:

Total Income                                       $ -               $  -               $  -
                                             ----------     --------------     --------------
                                                     -                  -                  -
Costs and Expenses:
     Accounting Fees                                 -                  -              3,400
     Filing Fees                                     -                 50                486
     Office Expense                                  -                  -                132
     Bank Charges                                    -                  8                 82
                                             ----------     --------------     --------------
Total Expenses                                       -                258              4,100
                                             ----------     --------------     --------------
Net Loss                                           $ -              $(258)          $ (4,100)
                                             ==========     ==============     ==============

Per Share Information:

     Weighted average number
     of common shares outstanding              720,000            720,000
                                             ----------     --------------
Net Loss per common share                        *                *
                                             ==========     ==============



                         See Accountant's Review Report


                                          HINDS, INC.
                                 (A Development Stage Company)
                                 Stockholders' Equity (Deficit)
                                        March 31, 2002
                                          (Unaudited)



                                                                                       Deficit
                                           COMMON STOCKS             Additional       Accum. During      Total
                                                                      Paid-In        Development      Stockholders'
                                       # of Shares     Amount         Capital           Stage           Equity
                                     ------------    -----------     -----------    ---------------   ------------

Balance - May 25, 1999                         -            $ -             $ -                $ -        $     -

Issuance for Cash                        690,000            690           1,310                  -          2,000

Issuance for Cash                         30,000             30              70                  -            100

Net Loss for Period                            -              -               -             (1,510)        (1,510)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 1999              720,000            720           1,380             (1,510)           590
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -                (86)           (86)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 2000              720,000            720           1,380             (1,596)           504
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -             (2,504)        (2,504)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 2001              720,000            720           1,380             (4,100)        (2,000)
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Period                            -              -               -                  -              -
                                     ------------    -----------     -----------    ---------------   ------------
Balance - March 31, 2002                 720,000          $ 720         $ 1,380           $ (4,100)      $ (2,000)
                                     ============    ===========     ===========    ===============   ============


                         See Accountant's Review Report


                                     HINDS, INC.
                            (A Development Stage Company)
                            Stockholders' Equity (Deficit)
                                   March 31, 2002
                                     (Unaudited)



                                                                                                      May 25, 1999
                                                                        Three-Months Ended           (Inception) to
                                                                             March 31,                  March 31,
                                                                      2002             2001               2002
                                                                   -----------     -------------     ---------------
Cash Flows from Operating Activities:

     Net Loss                                                             $ -            $ (258)        $ (4,100)
     Increase in accounts payable                                           -                 -            2,000
                                                                   -----------     -------------     ------------
Net Cash Used in Operating Activities                                       -              (258)          (2,100)
                                                                   -----------     -------------     ------------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                           -                 -            2,100
                                                                   -----------     -------------     ------------
Net Cash Provided by Financing Activities                                   -                 -            2,100
                                                                   -----------     -------------     ------------
Net Increase in Cash & Cash Equivalents                                     -              (258)               -

Beginning Cash & Cash Equivalents                                           -               504                -
                                                                   -----------     -------------     ------------
Ending Cash & Cash Equivalents                                         $    -             $ 246             $  -
                                                                   ===========     =============     ============

SUPPLEMENTAL DISCLOSUE OF CASH FLOWS INFORMATION
     Cash paid for interest                                               $ -               $ -              $ -
                                                                   ===========     =============     ============
     Cash paid for Income Taxes                                           $ -               $ -              $ -
                                                                   ===========     =============     ============



                         See Accountant's Review Report

                                   HINDS, INC.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Hinds, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three-months ended March 31, 2002 and 2001, and May 25, 1999 (inception) to March 31, 2002, and cash flows for the three-months ended March 31, 2002 and 2001 and May 25, 1999 (inception) to March 31, 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2002 COMPARED TO SAME PERIOD ENDED MARCH 31, 2001

     The Company had no revenues from operations in the period in 2002 or 2001. The Company incurred no expenses in 2002 compared to $258 in 2001. The Company had no losses in the quarter in 2002 compared to ($258) in 2001. The Company had no loss per share in the quarter in 2002 compared to a nominal loss per share in the quarter in 2001.


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

Date: October 10, 2002



                                              HINDS, INC.



                                              /s/ Philip Hinds
                                              -----------------------------
                                              Philip Hinds, President