Form 10QSB
period 2002-06-30
HINDS INC
filed 2002-10-17
CIK 1127162

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
June 30, 2002                                           000-31887


                                   HINDS, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                         83-0327511
---------------------------------                        -------------------
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

                    720,000 common shares as of June 30, 2002

                                  HINDS, INC.

                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (UNAUDITED)

                           Michael Johnson & Co., LLC
                             9175 Kenyon Ave., #100
                                Denver CO 80237
                              Phone: 303 796 0099
                               Fax: 303 796 0137






          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Hinds, Inc.
Casper, WY

We have reviewed the accompanying balance sheet of Hinds, Inc. for June 30, 2002, and the related statement of operations for the three and six-months ended June 30, 2002 and 2001, and May 25, 1999 (inception) to June 30, 2002, and statements of cash flow for the six-months ended June 30, 2002 and 2001 and May 25, 1999 (inception) to June 30, 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 28, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co, LLC
Michael Johnson & Co, LLC
Denver, CO
August 8, 2002


                                  HINDS, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                  (Unaudited)



                                                                        June 30,            December 31,
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
                                                                       ============         ============


                         See Accountant's Review Report



                                          HINDS, INC.
                                 (A Development Stage Company)
                                    Statement of Operations
                                          (Unaudited)


                                                                                                                  May 25,
                                                                                                                   1999
                                                Three-Months Ended                  Six-Months Ended          (Inception) to
                                                      June 30,                          June 30,                 June 30,
                                               2002             2001             2002           2001               2002
                                             ----------     --------------     ----------     ----------     ----------------
Revenue:
                                                   $ -              $   -             $-            $ -             $    -
                                             ----------     --------------     ----------     ----------     --------------
Total Income                                         -                  -                                                -

Costs and Expenses:
     Accounting Fees                                 -                  -              -              -              3,400
     Filing Fees                                     -                 50              -            300                486
     Office Expense                                  -                  -              -              -                132
     Bank Charges                                    -                 24              -             32                 82
                                             ----------     --------------     ----------     ----------     --------------
Total Expenses                                       -                 74              -            332              4,100
                                             ----------     --------------     ----------     ----------     --------------
Net Loss                                           $ -              $ (74)           $ -         $ (332)          $ (4,100)
                                             ==========     ==============     ==========     ==========     ==============

Per Share Information:

     Weighted average number
     of common shares outstanding              720,000            720,000

Net Loss per common share                        *                *
                                             ==========     ==============


                         See Accountant's Review Report


                                          HINDS, INC.
                                 (A Development Stage Company)
                                 Stockholders' Equity (Deficit)
                                        June 30, 2002
                                          (Unaudited)



                                                                                       Deficit
                                           COMMON STOCKS             Additional       Accum. During      Total
                                                                      Paid-In        Development      Stockholders'
                                       # of Shares     Amount         Capital           Stage           Equity
                                     ------------    -----------     -----------    ---------------   ------------

Balance - May 25, 1999                         -            $ -             $ -                $ -        $     -

Issuance for Cash                        690,000            690           1,310                  -          2,000

Issuance for Cash                         30,000             30              70                  -            100

Net Loss for Period                            -              -               -             (1,510)        (1,510)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 1999              720,000            720           1,380             (1,510)           590
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -                (86)           (86)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 2000              720,000            720           1,380             (1,596)           504
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -             (2,504)        (2,504)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 2001              720,000            720           1,380             (4,100)        (2,000)
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Period                            -              -               -                  -              -
                                     ------------    -----------     -----------    ---------------   ------------
Balance - June 30, 2002                  720,000          $ 720         $ 1,380           $ (4,100)      $ (2,000)
                                     ============    ===========     ===========    ===============   ============


                         See Accountant's Review Report


                                         HINDS, INC.
                                (A Development Stage Company)
                                Stockholders' Equity (Deficit)
                                      June 30, 2002
                                        (Unaudited)


                                                                                                      May 25, 1999
                                                                        Six-Months Ended             (Inception) to
                                                                            June 30,                   June 30,
                                                                      2002             2001               2002
                                                                   -----------     -------------     ------------
Cash Flows from Operating Activities:

     Net Loss                                                             $ -            $ (332)        $ (4,100)

Adjustments to reconcile changes in net assets to net cash used by operating activities:

     Increase in accounts payable                                           -                 -            2,000
                                                                   -----------     -------------     ------------
Net Cash Used in Operating Activities                                       -              (332)          (2,100)
                                                                   -----------     -------------     ------------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                           -                 -            2,100
                                                                   -----------     -------------     ------------
Net Cash Provided by Finacing Activities                                    -                 -            2,100
                                                                   -----------     -------------     ------------
Net Increase in Cash & Cash Equivalents                                     -              (332)               -

Beginning Cash & Cash Equivalents                                           -               504                -
                                                                   -----------     -------------     ------------
Ending Cash & Cash Equivalents                                         $    -             $ 172              $ -
                                                                   ===========     =============     ============

SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $ -               $ -              $ -
                                                                   ===========     =============     ============
     Cash paid for Income Taxes                                           $ -               $ -              $ -
                                                                   ===========     =============     ============



                         See Accountant's Review Report

                                   HINDS, INC.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Hinds, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six-months ended June 30, 2002 and 2001, and May 25, 1999 (inception) to June 30, 2002, and cash flows for the six-months ended June 30, 2002 and 2001, and May 25, 1999 (inception) to June 30, 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2002 COMPARED TO SAME PERIOD ENDED JUNE 30, 2001

     The Company had no revenues from operations in the period in 2002 or 2001. The Company incurred expenses of $0 in 2002 compared to $74 in 2001. The Company had no losses in the quarter in 2002 compared to ($74) in 2001 and a nominal loss per share in the quarter in 2001.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SAME PERIOD ENDED JUNE 30, 2001

     The Company had no revenues from operations in the period in 2001 or 2000. The Company incurred no expenses in the period in 2002 compared to $332 in 2001. The loss on operations was none in 2002 compared to ($332) in the six month period in 2001. Loss per share in the period in 2002 was none and in 2001 it was nominal.


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

Date: October 10, 2002



                                          HINDS, INC.



                                          By: /s/ Philip Hinds
                                              -----------------------------
                                              Philip Hinds, President