Form 10QSB
period 2002-09-30
HINDS INC
filed 2002-11-18
CIK 1127162

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

                 720,000 common shares as of September 30, 2002

                                   HINDS, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137






                           ACCOUNTANT'S REVIEW REPORT


Board of Directors
 Hinds, Inc.
Casper, WY

We have reviewed the accompanying balance sheet of Hinds, Inc. for September 30, 2002 and the related statement of operations for the three and nine-months ended September 30, 2002 and 2001, and May 25, 1999 (inception) through September 30, 2002, and cash flows for the nine-months ended September 30, 2002 and 2001 and May 25, 1999 (inception) through September 30, 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheets as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 28, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co, LLC
Michael Johnson & Co, LLC
Denver, CO
November 15, 2002



                                     HINDS, INC.
                            (A Development Stage Company)
                            Notes to Financial Statements
                                  September 30, 2002
                                     (Unaudited)


                                                                        September 30,     December 31,
                                                                          2002                 2001
                                                                       ------------         ------------

ASSETS

   Current Assets:
      Cash                                                                     $ -                  $ -
                                                                       ------------         ------------

   Total Current Assets                                                          -                    -
                                                                       ------------         ------------

TOTAL ASSETS                                                               $     -                  $ -
                                                                       ============         ============

LIABILITIES AND STOCKHOLDER'S EQUITY

   Current Liabilities:
      Accounts Payable                                                     $ 2,000              $ 2,000
                                                                       ------------         ------------

   Total Current Liabilities                                                 2,000                2,000
                                                                       ------------         ------------

Stockholders' Equity
     Common stock, $.001 par value, 50,000,000 shares                        $ 720                $ 720
        authorized, 720,000 shares issued and outstanding
    Additional Paid-In Capital                                               1,380                1,380
    Deficit accumulated during the
      development stage                                                     (4,100)              (4,100)
                                                                       ------------         ------------

   Total Stockholders' Equity                                               (2,000)              (2,000)
                                                                       ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ -                  $ -
                                                                       ============         ============


                            See accompanying notes.



                                          HINDS, INC.
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)


                                                                                                                May 25,
                                                                                                                 1999
                                                 Three-Months Ending              Nine-Months Ended         (Inception) to
                                                    September 30,                   September 30,            September 30,
                                               2002             2001             2002           2001             2002
                                             ----------     --------------     ----------     ----------     --------------
Revenue:
                                                $    -              $   -            $ -            $ -              $   -
                                             ----------     --------------     ----------     ----------     --------------
Total Income                                         -                  -                                                -

Costs and Expenses:
     Accounting Fees                                 -                  -              -              -              3,400
     Filing Fees                                     -                  -              -            300                486
     Office Expense                                  -                  -              -              -                132
     Bank Charges                                    -                 24              -             56                 82
                                             ----------     --------------     ----------     ----------     --------------
Total Expenses                                       -                 24              -            356              4,100
                                             ----------     --------------     ----------     ----------     --------------
Net Loss                                           $ -              $ (24)           $ -         $ (356)          $ (4,100)
                                             ==========     ==============     ==========     ==========     ==============

Per Share Information:

     Weighted average number
     of common shares outstanding              720,000            720,000

Net Loss per common share                        *                *
                                             ==========     ==============



                         See Accountant's Review Report


                                                  HINDS, INC.
                                         (A Development Stage Company)
                                            Statements of Operations
                                                  (Unaudited)

                                                                                       Deficit
                                           COMMON STOCKS             Additional       Accum. During      Total
                                                                      Paid-In          Development      Stockholders'
                                       # of Shares     Amount         Capital             Stage          Equity
                                      ------------   -----------     -----------    ---------------    ------------
Balance - May 25, 1999                         -            $ -             $ -                $ -        $      -

Issuance for Cash                        690,000            690           1,310                  -           2,000

Issuance for Cash                         30,000             30              70                  -             100

Net Loss for Period                            -              -               -             (1,510)         (1,510)
                                     ------------    -----------     -----------    ---------------    ------------
Balance - December 31, 1999              720,000            720           1,380             (1,510)            590
                                     ------------    -----------     -----------    ---------------    ------------
Net Loss for Year                              -              -               -                (86)            (86)
                                     ------------    -----------     -----------    ---------------    ------------
Balance - December 31, 2000              720,000            720           1,380             (1,596)            504
                                     ------------    -----------     -----------    ---------------    ------------
Net Loss for Year                              -              -               -             (2,504)         (2,504)
                                     ------------    -----------     -----------    ---------------    ------------
Balance - December 31, 2001              720,000            720           1,380             (4,100)         (2,000)
                                     ------------    -----------     -----------    ---------------    ------------
Net Loss for Period                            -              -               -                  -               -
                                     ------------    -----------     -----------    ---------------    ------------
Balance - September 30, 2002             720,000          $ 720         $ 1,380           $ (4,100)       $ (2,000)
                                     ============    ===========     ===========    ===============    ============



                         See Accountant's Review Report



                                          HINDS, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flow
                                          (Unaudited)

                                        Indirect Method



                                                                                                     May 25, 1999
                                                                        Nine-Months Ended            (Inception) to
                                                                          September 30,              September 30,
                                                                      2002             2001             2002
                                                                   -----------     -------------     ---------------
Cash Flows from Operating Activities:

     Net Loss                                                             $ -            $ (356)        $ (4,100)

Adjustments to reconcile changes in net assets to net cash used by operating activities:

   Increase in accounts payable                                             -                 -            2,000
                                                                   -----------     -------------     ------------
Net Cash Used in Operating Activities                                       -              (356)          (2,100)
                                                                   -----------     -------------     ------------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                           -                 -            2,100
                                                                   -----------     -------------     ------------
Net Cash Provided by Financing Activities                                   -                 -            2,100
                                                                   -----------     -------------     ------------
Net Increase in Cash & Cash Equivalents                                     -              (356)               -

Beginning Cash & Cash Equivalents                                           -               504                -
                                                                   -----------     -------------     ------------
Ending Cash & Cash Equivalents                                            $ -             $ 148             $  -
                                                                   ===========     =============     ============

SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $ -               $ -              $ -
                                                                   ===========     =============     ============
     Cash paid for Income Taxes                                           $ -               $ -              $ -
                                                                   ===========     =============     ============



                         See Accountant's Review Report

                                   HINDS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Hinds, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine-months ended September 30, 2002 and 2001, and May 25, 1999 (inception) through September 30, 2002, and cash flows for the nine-months ended September 30, 2002 and 2001, and May 25, 1999 (inception) through September 30, 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.


Note 2 Going Concern:
       -------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2001

     The Company had no revenues from operations in the period in 2002 or 2001. The Company incurred no expenses in the period in 2002 compared to $24 in expenses in the period in 2001 and had no loss in the period in 2002 compared a loss of ($24) in the period in 2001. Loss per share was nominal in the period in 2002 and none in the period in 2001.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2001.

     The Company had no revenues from operations in the period in 2002 or 2001. The Company incurred no expenses in the period in 2002 compared to $356 in 2001. The Company had no loss in the period in 2002 compared to ($356) in the period in 2001. Loss per share in the period in 2002 and 2001 was nominal.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had no cash capital at the end of the period and no assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

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

Date: November 18, 2002



                                              HINDS, INC.



                                              /s/ Philip Hinds
                                              -----------------------------
                                              Philip Hinds, President