Form 10-K
period 2002-12-31
HINDS INC
filed 2003-10-09
CIK 1127162

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2002

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

There were 50,000,000 shares of the Registrant's common stock outstanding as of December 31, 2002.

The aggregate market value of the 720,000 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2002.

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

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of December 31, 2002, the Company was neither a party nor were any of its properties subject to any legal proceedings.

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

         As of December 31, 2002, there were 15 record holders of the Company's common Stock.

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


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

         Financial Condition and Changes in Financial Condition

         Liquidity and Capital Resources

     At year end, the Company had no cash capital and no other assets. The Company has liabilities of $9029. The Company will be dependent upon its officers for loans or cash advances to pay any expenses incurred. No commitment has been made to make loans or advances.


Results of Operations for Year ended December 31, 2002 Compared to Year Ended
-----------------------------------------------------------------------------
December 31, 2001.
------------------

     The Company had no revenues or operations in the fiscal year in 2002 or 2001. The Company incurred expenses of $7029 in 2002 compared to $2504 in 2001. The net loss was ($7029) in 2002 and ($2505) in 2001. The net loss per share was nominal in 2002 and 2001.

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

                  Please refer to pages F-1 through F-7.

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
         -------------

The directors and executive officers of the Company as of December 31, 2000, are as follows:


 Name                               Age              Position                                    Term
-------                             ----             --------                                   ------
Philip G. Hinds                     61               President and Director                      Annual
Ronald A. Shogren                   77               Secretary/Treasurer and Director            Annual
Gordon K. Waddell                   73               Director                                    Annual


       Philip G. Hinds, age 61, is President and a Director of the Company. Mr. Hinds, a journeyman printer for 35 years, is President and a director of Hindsight, Inc., dba Oil City Printers, Casper, WY since 1988. Mr. Hinds has served as a Councilman for Evansville, WY for five years. He is an active member of the Elks, Eagles, and Lions clubs. Mr. Hinds was an officer and Director of Phillips 44, Inc. from 1990-2000.

        Ronald A. Shogren, age 77, is Secretary/Treasurer and a Director of the Company. Mr. Shogren attended Eastern Montana College. Mr. Shogren is the past Exalted Ruler of the Casper's Elk Lodge 1353. Mr. Shogren has been a licensed general contractor from 1976 to present. Mr. Shogren also has seventeen years experience as an insurance claims adjuster and presently owns and operates Cowboy State Claims Service. Mr. Shogren is President and Director of Shogi, Inc. and a Director of Butts, Inc. He is a Director of Garner Investments, Inc.

        Gordon K. Waddell, age 73, is a director of the Company. Mr. Waddell was employed by Haliburton Services for thirty years. He retired in 1985. Mr. Waddell currently holds a real estate license in the State of Wyoming. Mr. Waddell is an officer and Director of Kenyon, Inc., and a Director of Brandy, Inc., and Prairie, Inc.

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


Item 10. Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2002. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                          Year Ended December 31, 2002

                                    Annual Compensation                         Awards
======================== ========= ========== ============= ======================= ====================== ======================
Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

Philip G. Hinds,         2002      0          0             0                       0                      0
President
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2001      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2000      0          0             0                       0                      0
======================== ========= ========== ============= ======================= ====================== ======================
Ronald A. Shogren        2002      0          0             0                       0                      0
Secretary
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2001      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2000      0          0             0                       0                      0
======================== ========= ========== ============= ======================= ====================== ======================
Gordon K. Waddell        2002      0          0             0                       0                      0

                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2001      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2000      0          0             0                       0                      0
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
Gordon K. Waddell



Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of December 31, 2002, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

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

                  2.       Exhibits:


                                     INDEX

Regulation
S-K Number      Exhibit                         Page Number
----------      -------                         -----------

3.1             Articles of Incorporation       Incorporated by reference
                                                from 10-SB filed
                                                November 2, 2000

3.2             Bylaws                          Incorporated by reference
                                                from 10-SB filed
                                                November 2, 2000

Item 14.  Internal Controls and Disclosure
------------------------------------------

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HINDS, INC.
                                           (Registrant)

Date: June 9, 2003
                                           /s/ Philip G. Hinds
                                           ------------------------------------
                                           Philip G. Hinds, President & Director



                                           DIRECTORS:


                                           /s/ Ronald A. Shogren
                                           ---------------------------------
                                           Ronald A. Shogren


                                           /s/ Gordon K. Waddell
                                           ---------------------------------
                                           Gordon K. Waddell

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Philip G. Hinds, certify that:

1. I have reviewed this annual report on Form 10-KSB of Hinds, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 9, 2003


/s/ Philip G. Hinds
-----------------------
Philip G. Hinds,
President & director

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Ronald A. Shogren, certify that:

1. I have reviewed this annual report on Form 10-KSB of Hinds, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 9, 2003


/s/ Ronald A. Shogren
-----------------------
Ronald A. Shogren,
Secretary/Treasurer

                                   HINDS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                               For the Years Ended
                           December 31, 2002 and 2001

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137






                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Hinds, Inc.
Casper, WY


We have audited the accompanying balance sheet of Hinds, Inc., (A Development Stage Company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001, and for the period May 25, 1999 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hinds, Inc., as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, and for the period May 25, 1999 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 4 to the financial statements, the Company is in the development state, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The Company lost $7,029 from operations in the year ended December 31, 2002 and has sustained losses for the previous two years of operations. Management's plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael Johnson & Co. LLC
Michael Johnson& Co. LLC
Denver, Colorado
May 29, 2003



                                      HINDS, INC.
                             (A Development Stage Company)
                                     Balance sheets
                                      December 31,


                                                                          2002                 2001
                                                                       ------------         ------------
ASSETS

   Current Assets:
      Cash                                                                     $ -                  $ -
                                                                       ------------         ------------

Total Current Assets                                                             -                    -
                                                                       ------------         ------------

TOTAL ASSETS                                                                   $ -                  $ -
                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts payable                                                    $ 9,029              $ 2,000
                                                                       ------------         ------------

    Total current liabilities                                                9,029                2,000
                                                                       ------------         ------------

   Stockholders' Equity
     Common stock, $.001 par value, 50,000,000 shares                          720                  720
        authorized, 720,000 shares issued and outstanding
    Additional Paid-In Capital                                               1,380                1,380
    Deficit accumulated during the
      development stage                                                    (11,129)              (4,100)
                                                                       ------------         ------------

    Total stockholders' equity (deficit)                                    (9,029)              (2,000)
                                                                       ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ -                  $ -
                                                                       ============         ============



   The accompanying notes are an integral part of these financial statements.



                                      HINDS, INC.
                             (A Development Stage Company)
                               Statements of Operations)

                                                                                                 May 25,
                                                                                                  1999
                                                           Year Ended                        (Inception) to
                                                          December 31,                        December 31,
                                                           2002              2001                 2002
                                                       -------------      ------------       ----------------
Revenue:
                                                            $     -               $ -                    $ -
                                                       -------------      ------------       ----------------
Total Income                                                      -                 -                      -

Costs and Expenses:
     Accounting & Legal Fees                                  7,029             2,000                 10,429
     Filing Fees                                                  -               300                    486
     Office Expenses                                              -               132                    132
     Bank Charges                                                 -                72                     82
                                                       -------------      ------------       ----------------
Total Expenses                                                7,029             2,504                 11,129
                                                       -------------      ------------       ----------------
Net Loss                                                    $(7,029)          $(2,504)             $ (11,129)
                                                       =============      ============       ================

Per Share Information:

     Weighted average number
     of common shares outstanding                           720,000           720,000
                                                       -------------      ------------
Net Loss per common share                                    *                 *
                                                       =============      ============


   The accompanying notes are an integral part of these financial statements.



                                          HINDS, INC.
                                 (A Development Stage Company)
                                 Stockholders' Equity (Deficit)
                                       December 31, 2002


                                                                                       Deficit
                                           COMMON STOCKS            Additional     Accumulated During   Total
                                                                     Paid-In         Development      Stockholders'
                                       # of Shares     Amount        Capital            Stage           Equity
                                     ------------    -----------    -----------    ----------------   -----------

Balance - May 25, 1999                         -            $ -            $ -                 $ -           $ -

Issuance for Cash                        690,000            690          1,310                   -         2,000
Issuance for Cash                         30,000             30             70                   -           100
Net Loss for Period                            -              -              -              (1,510)       (1,510)
                                     ------------    -----------    -----------    ----------------   -----------
Balance - December 31, 1999              720,000            720          1,380              (1,510)          590
                                     ------------    -----------    -----------    ----------------   -----------
Net Loss for Year                              -              -              -                 (86)          (86)
                                     ------------    -----------    -----------    ----------------   -----------
Balance - December 31, 2000              720,000            720          1,380              (1,596)          504
                                     ------------    -----------    -----------    ----------------   -----------
Net Loss for Year                              -              -              -              (2,504)       (2,504)
                                     ------------    -----------    -----------    ----------------   -----------
Balance - December 31, 2001              720,000            720          1,380              (4,100)       (2,000)
                                     ------------    -----------    -----------    ----------------   -----------
Net Loss for Year                              -              -              -              (7,029)       (7,029)
                                     ------------    -----------    -----------    ----------------   -----------
Balance - December 31, 2002              720,000          $ 720        $ 1,380           $ (11,129)     $ (9,029)
                                     ============    ===========    ===========    ================   ===========


  The accompanyning notes are an integral part of these financial statements.



                                          HINDS, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows

                                        Indirect Method



                                                                                                      May 25, 1999
                                                                             Year Ended               (Inception) to
                                                                            December 31,                December 31,
                                                                       2002             2001              2002
                                                                    ------------     -----------      ---------------
Cash Flows from Operating Activities:

     Net Loss                                                          $ (7,029)       $ (2,504)       $(11,129)
     Increase in accounts payable                                         7,029           2,000           9,029
                                                                    ------------     -----------      -----------
Net Cash Used in Operating Activities                                         -           (504)          (2,100)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                             -              -            2,100
                                                                    ------------     -----------      -----------
Net Cash Provided by Financing Activities                                     -              -            2,100
                                                                    ------------     -----------      -----------
Net Decrease in Cash & Cash Equivalents                                       -           (504)               -

Cash & Cash Equivalents - Beginning of Year                                   -            504                -
                                                                    ------------     -----------      -----------
Cash & Cash Equivalents - End of Year                                       $ -            $ -              $ -
                                                                    ============     ===========      ===========

SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                                 $ -            $ -              $ -
                                                                    ============     ===========      ===========
     Cash paid for Income Taxes                                             $ -            $ -              $ -
                                                                    ============     ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                   HINDS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002


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

                                   HINDS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002


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

Deferred tax assets:
         Net operating loss carryforwards                          $ 7,029
         Valuation allowance                                       ( 7,029)
                                                                   --------
         Net deferred tax assets                                   $     0
                                                                   =========

At December 31, 2002, the Company had net operating loss carryforwards of approximately $7,029 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Capital Stock Transactions:
         --------------------------

The authorized capital stock of the Company is 50,000,000 shares of common stock at $.001 par value. During the period ended December 31, 2002, the Company issued no shares of common stock.

Note 4 - Going Concern
         -------------

The Company's financial statements have been presented on the basis of a going concern.

The Company is in the development state and has not earned any revenue from operations. The Company's current liabilities exceed current assets by $9,029 and the Company recorded a loss of $7,029 in the current year. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. Management's plan is to obtain sufficient additional debt or equity financing to finance operations, capital improvements and other necessary activities or to acquire a profitable business.

Note 5 - Segment Information
         -------------------

Hinds, Inc. operates primarily in a single operating segment, the capital rais-ing business.