Form 10QSB
period 2003-03-31
HINDS INC
filed 2003-10-09
CIK 1127162

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
March 31, 2003                                          000-31887


                                   HINDS, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                         83-0327511
---------------------------------                        -------------------
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

                   720,000 common shares as of March 30, 2003

                                   HINDS, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (UNAUDITED)

Michael Johnson & Co., LLC.
9175 Kenyon Ave., #100
Denver, CO 80237
Phone: 303-796-0099
Fax: 303-796-0137






          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Hinds, Inc.
Casper, WY

We have reviewed the accompanying balance sheet of Hinds, Inc. for March 31, 2003 and the related statement of operations and cash flows for the three months ended March 31, 2003 and 2002, and May 25, 1999 (inception) to March 31, 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 6, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co, LLC
Michael Johnson & Co, LLC
Denver, CO
May 29, 2003


                                     HINDS, INC.
                            (A Development Stage Company)
                                    Balance Sheets

                                     (Unaudited)


                                                                       March 31,            December 31,
                                                                          2003                 2002
                                                                       ------------         ------------
ASSETS

   Current Assets:
      Cash                                                                     $ -                  $ -
                                                                       ------------         ------------

Total Current Assets                                                             -                    -
                                                                       ------------         ------------

TOTAL ASSETS                                                                   $ -                  $ -
                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:

        Accounts payable                                                   $ 9,029              $ 9,029
                                                                       ------------         ------------

Total Current Liabilities                                                    9,029                9,029
                                                                       ------------         ------------

   Stockholders' Equity :
     Common stock, $.001 par value, 50,000,000 shares                          720                  720
        authorized, 720,000 shares issued and outstanding
    Additional Paid-In Capital                                               1,380                1,380
    Deficit accumulated during the
      development stage                                                    (11,129)             (11,129)
                                                                       ------------         ------------

Total Stockholders' Equity                                                 (9,029)               (9,029)
                                                                       ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ -                  $ -
                                                                       ============         ============


                         See Accountants' Reveiw Report



                                  HINDS, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                  (Unaudited)


                                                                                                    May 25,
                                                                                                     1999
                                                               Three-Months Ended                (Inception) to
                                                                    March 31,                      March 31,
                                                            2003                2002                 2003
                                                       ---------------      --------------       --------------

Revenue:
                                                                  $ -                 $ -                  $ -
                                                       ---------------      --------------       --------------
Total Income                                                        -                   -                    -

Costs and Expenses:
     Accounting Fees                                                -                   -               10,429
     Filing Fees                                                    -                   -                  486
     Office Expenses                                                -                   -                  132
     Bank Charges                                                   -                   -                   82
                                                       ---------------      --------------       --------------
Total Expenses                                                      -                   -               11,129
                                                       ---------------      --------------       --------------
Net Loss                                                          $ -                 $ -            $ (11,129)
                                                       ===============      ==============       ==============

Per Share Information:

     Weighted average number
     of common shares outstanding                             720,000             720,000
                                                       ---------------      --------------
Net Loss per common share                                     *                   *
                                                       ===============      ==============

* - less than $.01 per share


                         See Accountants' Review Report


                                          HINDS, INC.
                                 (A Development Stage Company)
                                 Stockholders' Equity (Deficit)
                                         March 31, 2003

                                          (Unaudited)



                                                                                       Deficit
                                           COMMON STOCKS             Additional       Accum. During      Total
                                                                      Paid-In        Development      Stockholders'
                                       # of Shares     Amount         Capital           Stage           Equity
                                       ------------  -----------     -----------    ---------------   ------------
Balance - May 25, 1999                         -            $ -             $ -                $ -        $     -

Issuance for Cash                        690,000            690           1,310                  -          2,000

Issuance for Cash                         30,000             30              70                  -            100

Net Loss for Period                            -              -               -             (1,510)        (1,510)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 1999              720,000            720           1,380             (1,510)           590
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -                (86)           (86)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 2000              720,000            720           1,380             (1,596)           504
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -             (2,504)        (2,504)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 2001              720,000            720           1,380             (4,100)        (2,000)
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -             (7,029)        (7,029)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 2002              720,000            720           1,380            (11,129)        (9,029)
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Period                            -              -               -                  -              -
                                     ------------    -----------     -----------    ---------------   ------------
Balance - March 31, 2003                 720,000          $ 720         $ 1,380          $ (11,129)      $ (9,029)
                                     ============    ===========     ===========    ===============   ============



                         See Accountants' Review Report


                                          HINDS, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                        Indirect Method


                                                                                                     May 25, 1999
                                                                        Three-Months Ended           (Inception) to
                                                                             March 31,                March 31,
                                                                      2003             2002             2003
                                                                   -----------     -------------     ------------
Cash Flows from Operating Activities:

     Net Loss                                                             $ -               $ -         $(11,129)
     Increase in accounts payable                                           -                 -            9,029
                                                                   -----------     -------------     ------------
Net Cash Used in Operating Activities                                       -                 -           (2,100)
                                                                   -----------     -------------     ------------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                           -                 -            2,100
                                                                   -----------     -------------     ------------
Net Cash Provided by Financing Activities                                   -                 -            2,100
                                                                   -----------     -------------     ------------
Net Increase in Cash & Cash Equivalents                                     -                 -                -

Beginning Cash & Cash Equivalents                                           -               504                -
                                                                   -----------     -------------     ------------
Ending Cash & Cash Equivalents                                         $    -             $ 504             $  -
                                                                   ===========     =============     ============

SUPPLEMENTAL DISCLOSUE OF CASH FLOWS INFORMATION
     Cash paid for interest                                               $ -               $ -              $ -
                                                                   ===========     =============     ============
     Cash paid for Income Taxes                                           $ -               $ -              $ -
                                                                   ===========     =============     ============


                         See Accountants' Review Report

                                   HINDS, INC.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Hinds, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three-months ended March 31, 2003 and 2002, and May 25, 1999 (inception) to March 31, 2003, and cash flows for the three-months ended March 31, 2003 and 2002 and May 25, 1999 (inception) to March 31, 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

Note 2 - Going Concern:
         -------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has not earned any revenue from operations. This Company's ability to continue as a going concern is dependent upon it's ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2003 COMPARED TO SAME PERIOD ENDED MARCH 31, 2002

          The Company had no revenues from operations in the period in 2003 or 2002. The Company incurred no expenses in 2003 or in 2002. The Company had no losses in the quarter in 2003 or in 2002. The Company had no loss per share in the quarter in 2003 or in 2002.


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

                  None


ITEM 5.           OTHER INFORMATION

                  None


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)  The exhibits required  to be filed  herewith by Item 601 of regulation
          S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


            Exhibits - #31 CERTIFICATION PURSUANT TO SECTION
                       302 OF THE SARBANES OXLEY ACT

                       #32 CERTIFICATION OF DISCLOSURE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     (b) Reports on Form 8-K were filed by the Company for the quarter ended June 30, 2003:

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 10, 2003



                                              HINDS, INC.



                                              /s/ Philip Hinds
                                              -----------------------------
                                              Philip Hinds, President