Form 10QSB
period 2003-06-30
HINDS INC
filed 2003-10-16
CIK 1127162

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
June 30, 2003                                           000-31887


                                   HINDS, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                         83-0327511
---------------------------------                        -------------------
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

                    720,000 common shares as of June 30, 2003

                                   HINDS, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (UNAUDITED)

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137






          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'



Board of Directors
Hinds, Inc.
Casper, WY

We have reviewed the accompanying balance sheet of Hinds, Inc. (a development stage company) for June 30, 2003, and the related statement of operations for the three and six-months ended June 30, 2003 and 2002, and May 25, 1999 (inception) to June 30, 2003, and statements of cash flow for the six-months ended June 30, 2003 and 2002 and May 25, 1999 (inception) to June 30, 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 6, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co, LLC
Michael Johnson & Co, LLC
Denver, CO

July 28, 2003



                                  HINDS, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                  (Unaudited)


                                                                         June 30,             December 31,
                                                                           2003                   2002
                                                                       --------------         -------------
ASSETS

   Current Assets:
      Cash                                                                       $ -                   $ -
                                                                       --------------         -------------

Total Current Assets                                                               -                     -
                                                                       --------------         -------------

TOTAL ASSETS                                                                     $ -                   $ -
                                                                       ==============         =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                                                        $ 9,029               $ 9,029
                                                                       --------------         -------------

Total Current Liabilities                                                      9,029                 9,029
                                                                       --------------         -------------

   Stockholders' Equity
     Common stock, $.001 par value, 50,000,000 shares                            720                   720
        authorized, 720,000 shares issued and outstanding
    Additional Paid-In Capital                                                 1,380                 1,380
    Deficit accumulated during the
      development stage                                                      (11,129)              (11,129)
                                                                       --------------         -------------

Total Stockholders' Equity                                                   (9,029)                (9,029)
                                                                       --------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ -                   $ -
                                                                       ==============         =============

                         SEE ACCOUNTANTS' REVIEW REPORT



                                  HINDS, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                               May 25,
                                                                                                                1999
                                                Three-Months Ended               Six-Months Ended           (Inception) to
                                                     June 30,                         June 30,                 June 30,
                                               2003             2002             2003           2002             2003
                                             ----------     --------------     ----------     ----------     --------------

Revenue:
                                                   $ -                $ -            $ -            $ -               $  -
Total Income                                         -                  -                                                -
                                             ----------     --------------     ----------     ----------     --------------
Costs and Expenses:
     Accounting & Legal Fees                         -                  -              -              -             10,429
     Filing Fees                                     -                  -              -              -                486
     Office Expenses                                 -                  -              -              -                132
     Bank Charges                                    -                  -              -              -                 82
                                             ----------     --------------     ----------     ----------     --------------
Total Expenses                                       -                  -              -              -             11,129
                                             ----------     --------------     ----------     ----------     --------------
Net Loss                                           $ -                $ -            $ -            $ -          $ (11,129)
                                             ==========     ==============     ==========     ==========     ==============

Per Share Information:

     Weighted average number
     of common shares outstanding              720,000            720,000
                                             ----------      --------------
Net Loss per common share                        *                 *
                                             ==========      ==============

* less than $.01 per share



                        SEE ACCOUNTANTS' REVIEW REPORT.


                                              HINDS, INC.
                                     (A Development Stage Company)
                                     Stockholders' Equity (Deficit)
                                             June 30, 2003
                                              (Unaudited)

                                                                                       Deficit
                                           COMMON STOCKS             Additional       Accum. During      Total
                                                                      Paid-In        Development      Stockholders'
                                       # of Shares     Amount         Capital           Stage           Equity
                                     ------------    -----------     -----------    ---------------    ------------

Balance - May 25, 1999                         -            $ -             $ -                $ -        $ -

Issuance for Cash                        690,000            690           1,310                  -           2,000

Issuance for Cash                         30,000             30              70                  -              100

Net Loss for Period                            -              -               -             (1,510)         (1,510)
                                     ------------    -----------     -----------    ---------------    ------------
Balance - December 31, 1999              720,000            720           1,380             (1,510)            590

Net Loss for Year                              -              -               -                (86)            (86)
                                     ------------    -----------     -----------    ---------------    ------------
Balance - December 31, 2000              720,000            720           1,380             (1,596)            504

Net Loss for Year                              -              -               -             (2,504)         (2,504)
                                     ------------    -----------     -----------    ---------------    ------------
Balance - December 31, 2001              720,000            720           1,380             (4,100)         (2,000)

Net Loss for Year                              -              -               -             (7,029)         (7,029)
                                     ------------    -----------     -----------    ---------------    ------------
Balance - December 31, 2002              720,000            720           1,380            (11,129)         (9,029)

Net Loss for Period                            -              -               -                  -               -
                                     ------------    -----------     -----------    ---------------    ------------
Balance - June 30, 2003                  720,000          $ 720         $ 1,380          $ (11,129)       $ (9,029)
                                     ============    ===========     ===========    ===============    ============



                         SEE ACCOUNTANTS' REVIEW REPORT


                                         HINDS, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flow
                                          (Unaudited)

                                        Indirect Method


                                                                                                     May 25, 1999
                                                                        Six-Months Ended            (Inception) to
                                                                              June 30,                 June 30,
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
                                                                   ===========     =============     ============



                         SEE ACCOUNTANTS' REVIEW REPORT

                                   HINDS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Hinds, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three and six-months ended June 30, 2003 and 2002, and May 25, 1999 (inception) to June 30, 2003, and cash flows for the six-months ended June 30, 2003 and 2002, and May 25, 1999 (inception) to June 30, 2003. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2003 COMPARED TO SAME PERIOD ENDED JUNE 30, 2002

     The Company had no revenues from operations in the period in 2003 or 2002. The Company incurred no expenses in 2003 and 2002. The Company had no losses in the quarter ended 2003 and 2002.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SAME PERIOD ENDED JUNE 30, 2002

     The Company had no revenues from operations in the period in 2003 or 2002. The Company incurred no expenses in the period in 2003 or 2002. The loss on operations was none in 2003 and 2002. Loss per share in the period in 2003 and 2002.


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

          Exhibits 31.1 Sarbanes Oxley 302
                   31.2 Sarbanes Oxley 302
                   32.1 Sarbanes Oxley 302
                   32.2 Sarbanes Oxley 302

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2003



                                          HINDS, INC.



                                          By: /s/ Philip Hinds
                                              -----------------------------
                                              Philip Hinds, President