Form 10QSB
period 2003-09-30
HINDS INC
filed 2003-10-22
CIK 1127162

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
------------------                                ----------------------
September 30, 2003                                      000-31887


                                   HINDS, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                         83-0327511
---------------------------------                       -------------------
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

                 720,000 common shares as of September 30, 2003

                                   HINDS, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137






                           ACCOUNTANT'S REVIEW REPORT


Board of Directors
 Hinds, Inc.
Casper, WY

We have reviewed the accompanying balance sheet of Hinds, Inc. for September 30, 2003 and the related statement of operations for the three and nine-months ended September 30, 2003 and 2002, and May 25, 1999 (inception) through September 30, 2003, and cash flows for the nine-months ended September 30, 2003 and 2002 and May 25, 1999 (inception) through September 30, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheets as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 6, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co, LLC
Michael Johnson & Co, LLC
Denver, CO
October 9, 2003


                                  HINDS, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                  (Unaudited)


                                                                          September 30,     December 31,
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
                                                                       ============         ============


                         See Accountant's Review Report


                                                  Hinds, Inc.
                                         (A Development Stage Company)
                                            Statements of Operations
                                                  (Unaudited)

                                                 Three-Months Ended             Nine-Months Ended           (Inception) to
                                                    September 30,                   September 30,            September 30,
                                               2003             2002             2003           2002             2003
                                             ----------     --------------     ----------     ----------     --------------

Revenue:
                                                   $ -                $ -            $ -            $ -                $ -
Total Income                                         -                  -                                                -
                                             ----------     --------------     ----------     ----------     --------------
Costs and Expenses:
     Accounting Fees                                 -                  -              -              -             10,429
     Filing Fees                                     -                  -              -              -                486
     Office Expense                                  -                  -              -              -                132
     Bank Charges                                    -                  -              -              -                 82
                                             ----------     --------------     ----------     ----------     --------------
Total Expenses                                       -                  -              -              -             11,129
                                             ----------     --------------     ----------     ----------     --------------
Net Loss                                           $ -                $ -            $ -            $ -          $ (11,129)
                                             ==========     ==============     ==========     ==========     ==============

Per Share Information:

     Weighted average number
     of common shares outstanding              720,000            720,000

Net Loss per common share                        *                *
                                             ==========     ==============


                         See Accountant's Review Report


                                                  HINDS, INC.
                                         (A Development Stage Company)
                                         Stockholders' Equity (Deficit)
                                               September 30, 2003
                                                  (Unaudited)

                                                                                       Deficit
                                           COMMON STOCKS             Additional       Accum. During      Total
                                                                      Paid-In        Development      Stockholders'
                                       # of Shares     Amount         Capital           Stage           Equity
                                     ------------    -----------     -----------    ---------------   ------------

Balance - May 25, 1999                         -            $ -             $ -                $ -           $ -

Issuance for Cash                        690,000            690           1,310                  -          2,000

Issuance for Cash                         30,000             30              70                  -            100

Net Loss for Period                            -              -               -             (1,510)        (1,510)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 1999              720,000            720           1,380             (1,510)           590
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -                (86)           (86)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 2000              720,000            720           1,380             (1,596)           504
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -             (2,504)        (2,504)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 2001              720,000            720           1,380             (4,100)        (2,000)
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -             (7,029)        (7,029)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 2002              720,000            720           1,380            (11,129)        (9,029)
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Period                            -              -               -                  -              -
                                     ------------    -----------     -----------    ---------------   ------------
Balance - September 30, 2003             720,000          $ 720         $ 1,380          $ (11,129)      $ (9,029)
                                     ============    ===========     ===========    ===============   ============


                         See Accountant's Review Report


                                          HINDS, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flow
                                          (Unaudited)

                                        Indirect Method

                                                                                                     May 25, 1999
                                                                        Nine-Months Ended            (Inception) to
                                                                          September 30,              September 30,
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
                                                                   ===========     =============     ============


                         See Accountant's Review Report

                                   HINDS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Hinds, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three and nine-months ended September 30, 2003 and 2002, and May 25, 1999 (inception) through September 30, 2003, and cash flows for the nine-months ended September 30, 2003 and 2002, and May 25, 1999 (inception) through September 30, 2003. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2002

     The Company had no revenues from operations in the period in 2003 or 2002. The Company incurred no expenses in the period in 2003 or 2002. The Company had no loss in the period in 2003 or 2002. Loss per share was nominal in the period in 2003 and 2002.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2002

     The Company had no revenues from operations in the period in 2003 or 2002. The Company incurred no expenses in the period in 2003 or 2002. The Company had no loss in the period in 2003 or 2002. Loss per share in the period in 2003 and 2002 was nominal.


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

        The Company is in the development stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is depen-dent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

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

Date: October 20, 2003



                                              HINDS, INC.



                                              /s/ Philip Hinds
                                              -----------------------------
                                              Philip Hinds, President